Form 10-Q
period 1998-03-31
ZENITH VENTURES CORP
filed 1998-09-03
CIK 831251

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:            March 31, 1998

Commission file number:       33-20720-LA

ZENITH VENTURES CORPORATION


Delaware                                           77-0181849
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                 Identification Number)

20862 Sarahills Drive,   Saratoga,   California   95129
(Address of principal executive offices)          (Zip Code)

(408) 867-4407
(Registrant's telephone number, including area code)
____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes__X___.  No______.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

	Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    Yes__X__.  No_____.

APPLICABLE ONLY TO CORPORATE ISSUERS:

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

5,010,000 shares of common stock, $.001 par value.




PART II -  FINANCIAL INFORMATION
ZENITH VENTURES CORPORATION

CONSOLIDATED BALANCE SHEET

                                       				As of

			                             	March 31, 1998       		March 31, 1997

Total Cash	                  				8,645                		13,551

Securities at market			          18,000 		              18,000
                            					---------------       	-----------
Total current assets		          	26,645               		31,551

  Other assets						                                   	513
Total fixed assets		            	8,084 	               	7,571

Total assets		                 		34,729 	              	39,635

LIABILITIES AND SHAREHOLDERS' EQUITY

  Accounts Payable and
  accrued expenses	            	610,579 	              	539,612

Shareholders' equity

  Common Stock,
    at $0.001 par value        	5,000                 		5,000
  Additional paid in capital		  503,600               		503,600
  Class A & B Warrants		       	1,000                 		1,000
  Accumulated deficit	        		(1,085,450)           		(1,009,576)

  Total shareholders' equity	  	(575,850)	             	(499,976)

Liabilities and
  shareholders' equity           34,729 	               	39,636

Prepared without audit
See accompanying notes to financial statements




                     ZENITH VENTURES CORPORATION
			             CONSOLIDATED STATEMENT OF OPERATIONS

                                 						For the Period ended

     			                          			March 31, 1998         	March 31, 1997

General & administrative expense	    15,040                		28,333

Total operating expense		           	15,040                		28,333

Net operating income (loss)	        	(15,040)	              	(28,333)

Interest income		                                        				150

Net income (loss) before taxes		      (15,040)		              (28,183)

Net income (loss) per common share   	(0.003)               		(0.006)

Average number of common
  shares outstanding		               	5,010,000 	            	5,010,000



Prepared without audit

See accompanying notes to financial statements




                          ZENITH VENTURES CORPORATION

                        CONSOLIDATED STATEMENT OF CASH FLOW

                             	           For the Period ended

                               						March 31, 1998           	March 31, 1997

Increase (decrease) in cash

Net income (loss) for the period	    (15,040)	                 (28,183)

Changes in assets and liabilities

Accounts receivable		                                        			654,922
Accounts payable		                   	15,032                   	(635,849)

Net cash used for operations	        	(8)	                     	(9,110)

Net increase (decrease) in cash	      (8)	                     	(9,110)

Cash at beginning of period	         	8,653                     	22,661

Cash at end of period	               	8,645                     	13,551


Prepared without audit

See accompanying notes to financial statements


ZENITH VENTURES CORPORATION

NOTES TO FINANCIAL STATEMENTS


Note 1.  -     The Company and its significant accounting policies:

	Zenith Ventures Corporation ("Zenith" or the "Company") is a Delaware corporation formed on February 16, 1988. On February 14, 1989 the Company acquired all shares of the outstanding common stock (all of the issued and outstanding shares) of Epic Industries Inc. ("Epic"), a Delaware corporation. In exchanges, shareholders of Epic received 3,200,000 shares of the Company's common stock.

Epic, incorporated in February 1989, is a corporation which currently has rights to operate two businesses or to receive payments therefrom. (See management's discussion of the business.)


Cash equivalent -

	The Company considers all highly liquid securities, or debt instruments with a maturity of three months or less, to be cash equivalents.


Income Taxes -

	Provision for income taxes is based on results of operations as reported in the financial statements. The Company had net operating loss carry forwards at March 31, 1998 which may be utilized to reduce future taxable income. No asset was recorded for the potential future tax benefit of this loss due to its realization not being assured.


Earnings per share -

	Earnings (loss) per share are based on the weighted average number of shares outstanding during each period.


Note 2. -  Related party transactions

	During the period from inception through March 31, 1998, the Company occupied office space and received management, secretarial, and administrative services from various officer/shareholders at no cost to the Company.


Note 3.  -  Notes receivable:


	The Company had an Agreement for sale of rights to market software products outside the U.S. and the U.K. These were shown on previous balance sheets as receivables in current assets with a corresponding reserve in current liabilities. The Company has elected to remove related entries from the current balance sheet.


Note 4. -  Capital Stock

	The Company has one class of common stock with $.001 par value. There are 50,000,000 shares authorized with 5,010,000 shares outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	The Company has developed certain computer software products intended for secure data management and is currently engaged in efforts to market these.
These products were embedded into software of the largest commercial intranet currently being deployed in Asia.

Management also spends a portion of its time seeking additional business opportunities for the Company.

 .
PART II - OTHER INFORMATION

Item 1. Legal Proceedings. The Company has brought suit against certain foreign citizens for return of equity in a subsidiary. It has also filed suit against a former marketing representative of that company for breach of contract and attempted theft of intellectual property. It has also prepared a suit against a former vice president and director for breach of fiduciary duty and attempted usurpation of a corporate opportunity.

Item 2.   Changes in Securities.   There have been no changes in securities of
the Company during the period.



SIGNATURES

	Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


/s/ George H. Didinger
GEORGE H. DIDINGER, President



Date: May 1, 1998             	/s/ George H. Didinger
                               GEORGE H. DIDINGER, President and Director/