Form 10-Q
period 1998-06-30
ZENITH VENTURES CORP
filed 1998-09-03
CIK 831251

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:            June 30, 1998

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

                          PART II -  FINANCIAL INFORMATION

                             ZENITH VENTURES CORPORATION

                             CONSOLIDATED BALANCE SHEET

	                                As of
		                             	June 30, 1998		       June 30, 1997

Total Cash	                     8,637 		              8,662

Securities at market	           18,000 	             	18,000
                               	-----------------	   	----------------
Total current assets	           26,637 	             	26,662

  Other assets	                 513                   513
      Total fixed assets	       7,571 	              	7,571

Total assets	                   34,721 		             34,746

LIABILITIES AND SHAREHOLDERS' EQUITY

  Accounts Payable and
  accrued expenses	             666,447 	            	557,980

Shareholders' equity

  Common Stock,
     at $0.001 par value	       5,000 	              	5,000
  Additional paid in capital	   503,600 	            	503,600
  Class A & B Warrants	         1,000 	              	1,000
  Accumulated deficit	          (1,141,326)	         	(1,032,833)

  Total shareholders' equity	   (631,726)	           	(523,233)

  Liabilities and shareholders'
   equity	                      34,722 	              	34,747


Prepared without audit

See accompanying notes to financial statements



                                 ZENITH VENTURES CORPORATION
                             CONSOLIDATED STATEMENT OF OPERATIONS

                     	              For the Period ended

                                      	June 30, 1998	         	June 30, 1997

General & administrative expense	      15,040 	               	28,333

Total operating expense	               15,040 		               28,333

Net operating income (loss)	           (15,040)	              	(28,333)

Interest income	                                               	150

Net income (loss) before taxes	        (15,040)              		(28,183)

Net income (loss) per common share    	(0.003)               		(0.006)

Average number of common
  shares outstanding	                  5,010,000              		5,010,000


Prepared without audit
See accompanying notes to financial statements


                                   ZENITH VENTURES CORPORATION

                                CONSOLIDATED STATEMENT OF CASH FLOW


                               	           For the Period ended

			                                     	June 30, 1998	         June 30, 1997

Increase (decrease) in cash

Net income (loss) for the period	        (15,040)	              (28,183)

Changes in assets and liabilities

Accounts receivable	                                           	654,922
Accounts payable                         15,032 	              	(635,849)

Net cash used for operations            	(8)	                   1,373

Net increase (decrease) in cash         	(8)		                  (9,110)

Cash at beginning of period	             8,653                 	22,661

Cash at end of period	                   8,645 	               	13,551


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


Cash equivalent -

	The Company considers all liquid securities, or debt instruments with a maturity of three months or less, to be cash equivalents.


Income Taxes -

	Provision for income taxes is based on results of operations as reported in the financial statements.  The Company had net operating loss carry forwards at June 30, 1998 which may be utilized to reduce future taxable income.  No asset was recorded for the potential future tax benefit of this loss due to its realization not being assured.


Earnings per share -

	Earnings (loss) per share are based on the weighted average number of shares outstanding during each period.


Note 2. -  Related party transactions

	During the period from inception through June 30, 1998, the Company occupied office space and received management, secretarial, and administrative services from various officer/shareholders at no cost to the Company.


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


/s/ George H. Didinger
GEORGE H. DIDINGER, President


Date	: August 10 1998 	/s/ George H. Didinger
              		GEORGE H. DIDINGER, President and Director/