Form 10-K
period 1997-12-31
ZENITH VENTURES CORP
filed 1998-09-11
CIK 831251

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended 12-31-97. Commission file number 33-20720-LA:

ZENITH VENTURES CORPORATION.
(Exact name of registrant as specified in its charter)

	Delaware   					                                 	 77-0181849
(State or other jurisdiction of                			(IRS Employer
incorporation or organization)                 			Identification No.)


20862 Sarahills Drive, Saratoga, CA  			                  95070
(Address of principal executive offices)              		 (Zip Code)

	Registrant's telephone number, including area code: (408) 867-4407 Securit-
ies registered pursuant to Section 12(b) of the Act: None Securities register-
ed pursuant to Section 12(g) of the Act: None

     	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes ___X____   No___

5,010,000 shares were outstanding on December 31, 1997.



ZENITH VENTURES CORPORATION.

FORM  10-K

Fiscal Year ended December 31, 1997

TABLE OF CONTENTS

PART I

Item 1    Business

Item 2    Property

Item 3    Legal Proceedings

Item 4    Submission of Matters to a Vote of Security Holders

PART II

 Item 5    Market for Registrant's Common Equity and related Stockholder
           Matters

 Item 6    Selected Financial Data

 Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 8    Financial Statements and Supplementary Data

 Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

PART III

 Item 10   Directors and Executive Officers of the Registrant

 Item 11   Executive Compensation

 Item 12   Security Ownership of Certain Beneficial Owners and Management

 Item 13   Certain Relationships and Related Transactions

 Item 14   Exhibits, Financial Statement, Schedules, and Reports





PART  I

Item 1    Business

General

     	Zenith Ventures Corporation ("Zenith" or the "Company") is a Delaware corporation formed on February 16, 1988.

	The Company has developed certain computer-related products and is currently engaged in pursuit of marketing opportunities on the Internet. Management also spends a portion of its time seeking additional business opportunities for the Company.


PUBLIC OFFERING OF SECURITIES

	The Company made no offering of public securities during the period.


Item 2 - Property

     	The Company maintains an executive office in Saratoga, California provided by the management at no charge.

 Item 3    Legal Proceedings

     	The Company has filed a cross complaint against a former marketing representative of a company in which the Company owns an equity interest and a former Vice President and Director of the Corporation. Its complaint prays for award of damages resulting from breach of fiduciary duty by its ex officer and director, breach of contract by him and the former representative, and for a joint conspiracy to usurp copyrights, trademarks, and intellectual property belonging to the Company.


Item 4  -  Submission of Matters to a Vote of Security Holders

	 The Company's fiscal year ended December 31, 1997; the Company presently intends to hold its annual meeting of stockholders in July 1998.


 PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

     	The Company's Stock has been publicly traded since January 11, 1989 on the over-the-counter market. Current trading is inactive.

Holders

     	As of December 31, 1997, there were approximately 100 shareholders of record of the Company.

Dividends

     	The Company has not paid or declared any dividends upon its common stock since its inception and has no present intention of paying any cash dividends on its common stock in the foreseeable future.


 Item 6 - Selected Financial Data

     	This information has been deliberately omitted as permitted for a company subject to Section 15(d) reporting requirements having become subject to said Section as a result of its Form S-18 Registration Statement.


Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Computer Software

	On July 12, 1989, the Company acquired all rights to the business of Celtek,
Inc.

     	Under terms of the agreement, The Company will pay Celtek ten percent (10%) of the operating margin from sales of Products, as defined in the agreement, not to exceed a cumulative payment of four million dollars ($4,000,000) or for a period of ten years, whichever comes first. The agreement also secures for the Company the services of Celtek in operation of the business, and options at any time to purchase the remainder of said royalty stream or Celtek itself for cash or kind. Celtek is given a recise of the remaining royalty stream for kind, as defined in the agreement.

      	On December 11th, 1989, Zenith entered into an agreement with Damask Trading Limited ("Damask") for management of international marketing, distribution, and sales of Celtek products, and for assistance with funding of such market penetration.

    	 On January 24th, 1990, as a corollary to its agreement with Damask Trading, Zenith appointed RAT International (Marketing) Ltd. ("RAT") its exclusive agent for sale of certain of its software products except for the US and UK. During the second quarter of 1997, this appointment was terminated by the Company for default.


Changes to Officers and Directors

	There have been two changes to the Board of Directors during the period. Dr. C.N. Chang and Mr. Christopher Bearman have been replaced by Dr. S. M. Breitling and L. K. Steele.


Other Potential

     	Management regularly devotes a percentage of its time to a search for additional business opportunities for the Company.


Item 8 - Financial Statements and Supplementary Data

No Accountants' Report for Zenith is currently ready; so, the financials supplied herewith are of necessity un-audited.


Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      	There have been no disagreements with accountants during the period. The previous auditing firm had to resign the account as a result of its decision to abandon SEC practice, however, and the Company has yet to appoint a successor.


PART III

Item 10 - Directors and Executive Officers of the Registrant

     	The Company has the following Directors, Executive Officers and significant employees:

NAME                                                  					AGE

George Didinger, President, Director & Assistant Secretary		72

S. M. Breitling, Director and Secretary				                 58

L. K. Steele, Director and Treasurer				                   	40


    	George Didinger, the Company's President and a Director are a Professional Engineer with Bachelor's and Master's Degrees in Electrical Engineering and a Ph.D. in Applied Mathematics. During World War II, he was commissioned at the US Naval Academy and served subsequently as an engineer-ing officer at sea. Returning to civilian life after the war, he became Instructor and Assistant Professor of Electrical Engineering at the Univer-sity of Pittsburgh. His industrial career began with Union Carbide Corpo


          S. M. Breitling, the company's Director and Secretary obtained his formal education at the University of Utah from which he holds the degrees of Bachelor of Science and Doctor of Philosophy in Chemistry. He also completed a post-doctoral fellowship at Utah in Materials Science and Engineering. For ten years following completion of his fellowship
Dr. Breitling pursued a career in research as Assistant Research Professor and Research Associate, Department of Materials Science and Engineer
ch Assistant Professor and Adjunct Assistant Professor, Department of Metallurgical and Materials Engineering, University of Pittsburgh; and,
Senior Fellow, Carnegie Mellon Institute of Research   During  his  career in
 research,  Dr. Breitling also  served  as Consultant to  the Commonwealth of
  Pennsylvania's Science and Engineering Foundation, the United States Commerce Department's Technical Advisory Board, and the Wasatch Division of Thiokol Corporation. Principal areas of this consultation inclu hnology, sulfur emission control technology, solid propellant missile motor failure prediction through accelerated aging analysis, and manufacturing process instrumentation and control.. Dr. Breitling later became a full time independent consultant in Materials Science. His principal sustaining clients were the nation's leading producers of solid propellant materials and Motors. He is currently full time branch manager for the US Air Force Phillips Laboratory. Dr. Breitling is a member of the American Physical Society, and Sigma Xi and is author of more than two dozen advanced papers on Physical Chemistry and Materials Science.

	After completing her financial education, L.K. Steele, the Company's Director and Treasurer, began her business career as an accountant with a regional manufacturer in California. She next joined a mid-size accounting firm, responsible for audit, client financial statements, financial analysis, and tax reporting. Engaged by a small public corporation as Director and Chief Financial Officer, she was active in fund raising, and responsible for fiscal control, auditor liaison, SEC reporting, and investor reame Director and President of North American Operations for an Australian conglomerate, offering services for: financial management, private placements, escrow management, chartering international corporations, corporate direction and management, chartering and managing all required financial accounts, share holder relations, public relations, investor search, and acquisition. She is currently a Director of Netgate Communication Systems.

Item 11 - Executive Compensation

     	None of the officers or directors of the Company have received a salary from the Company at this time. Compensation is being accrued for the officers, at rates reflecting their part time availability. The Board of Directors intends to authorize payment of such accruals when, in its judgment, the Company is in a more favorable financial position.


Item 12 - Security Ownership of Certain Beneficial Owners and Management

a)  Security ownership of certain beneficial owners.

             	Amount and
            		Name of  		          	Nature of
Title of     	Beneficial		         	Beneficial 	            		Percent
Class       		Owner              			Ownership              			of_Class

President,   	George Didinger      	350,000                     		7
Director &    20862 Sarahills Drive	shares of  common stock
Asst. Secy.   Saratoga,  CA   95070

             	Henri Hornby         	1,300,000                   		26
 	            3653 Hemlock Court   	shares of common stock
             	Reno, Nevada 89509


(b)  Security ownership of management.
            		Amount and
              Name of	            		Nature of
Title of     	Beneficial	         		Beneficial	                Percent
Class  	      Owner                	Ownership                 	of_Class

President,  	George Didinger	      	350,000	                   		7
Director &  	20862 Sarahills Drive		shares of common stock
Asst. Secy. 	Saratoga, CA 95070

All Officers                       	350,000		                    	7
and Directors	                  				shares of common stock


Item 13 - Certain Relationships and Related Transactions.

	Within the meaning of this section, no new special relationships nor related transactions occurred during the period.


Item 14 - Exhibits, Financial Statement, Schedules, and Reports on Form 8-K

(a)  The following documents are filed as a part of the report:

1.  Financial statements:

  	Consolidated balance sheet at December 31, 1996 and 1997

  	Consolidated statement of operations for the years ended December 31, 1996 and 1997

  	Consolidated statement of cash flows for the years ended December 31, 1996 and 1997.

	Consolidated statement of shareholders' equity for the year ended  December
	31, 1997




ZENITH VENTURES CORPORATION


PART II - FINANCIAL INFORMATION


Item 1.   Financial Statements

ZENITH VENTURES CORPORATION

CONSOLIDATED BALANCE SHEET

                                    	    For the period ended
                                      	Dec. 31, 1997         	Dec. 31, 1996
Total Cash	                            8,653 	                22,661
Accounts receivable	                   513 	                  513
Securities at market	                  18,000                	18,000
                                     		----------------      	----------------
Total current assets	                  27,166                	41,174

Other assets
Total fixed assets	                    7,571 	                7,571
                                      	----------------	      -----------------
Total assets	                          34,737 	               48,745

LIABILITIES AND SHAREHOLDERS' EQUITY
 Accounts payable and accrued expenses	595,547                520,539

Shareholders' equity
  Common stock, at $0.001 par value   	5,000                 	5,000
  Additional paid in capital	          503,600               	503,600
  Class A & B warrants                	1,000                  1,000
  Accumulated deficit                 	(1,070,410)           	(981,393)
Total shareholders' equity            	(560,810)             	(471,793)
Liabilities and shareholders' equity  	34,737                	48,746

Prepared without audit

See accompanying notes to financial statements



ZENITH VENTURES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

                                       					   For the period ended
                                       	Dec. 31, 1997	         Dec. 31, 1996
General and administrative expense	     89,232                	151,573

Total operating expense	                89,232 	               151,573

Net operating income (loss)           	(89,232)               	(151,573)

Interest income	                        215                   	47,424

Net income (loss) before taxes        	(89,017)               	(104,149)

Net income (loss) per common share    	(0.018)	                (0.021)

Average number of
common shares outstanding	             5,010,000 	              5,010,000


Prepared without audit

See accompanying notes to financial statements


ZENITH VENTURES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOW


                                      					    For the period ended
                                       Dec. 31, 1997 	          Dec. 31, 1996
Net income (loss) for the period	      (89,017)	                (151,573)

Changes in assets and liabilities	     75,008	                  128,308

Changes in accounts receivable
Net cash used for operations	          (14,008)                	(23,265)

Net increase (decrease) in cash	       (14,008)                 (23,265)

Cash at beginning of period	           22,662 	                 45,927

Cash at end of period	                 8,654                   	22,662


Prepared without audit

See accompanying notes to financial statements



ZENITH VENTURES CORPORATION STATEMENT OF SHAREHOLDERS' EQUITY

                                           					Deferred
                            			Additional	     	Stock
                       		Par	  Paid in	         offering	Accumulated
               	Shares	  Value capital	Warrants	Expense	 deficit	    Total
===============	========	====	 ======	 ======== =======	 =========  	=====

Initial sale of
  common stock	1,500,000 1,500 22,500                            				24,000

Issuance of Class
  A & B warrants	                   			1,000

Deferred stock
offering expense
Incurred                                   					(17,700)

Net loss for the
period from
inception through
31 Dec 1988				                                          (4,400)	    (4,400)

Balance at
12/31/88	      1,500,000 1,500  22,500 1,000 	(17,700)	  (4,400)	    (4,400)

Initial public
offering net of
issuance costs	510,000 	 500 	  483,500      		17,700               		501,700

Issuance of
common stock for
acquisition	  3,000,000  3,000  (2,400)	                           			600

Balance at 31
December 1997	5,010,000 5,010   503,600	1,000             (1,070,410) (560,810)

Prepared without audit

See accompanying notes to financial statements


ZENITH VENTURES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Significant accounting policies

The Company financial statements include the accounts of Zenith Ventures Corporation and its wholly owned subsidiary Epic Industries, Inc. All significant inter company transactions have been eliminated.

Cash equivalent

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Income taxes

Provision for income taxes will be based on results of operations as reported in the financial statements. The Company has net operating loss carry forwards at December 31, 1997, which may be utilized to reduce taxable income in the future. No asset has been recorded for the potential future tax benefit of this loss due to its realization not being assured. The Company has not adopted the provisions of Statement of Financial Accounting Standards, no.96,
 accounting for income taxes. However, there would be financial statements had such statement been adopted during the periods presented.

Earnings per share

Earnings (loss) per share are based on the weighted average number of shares outstanding during each year.


Note 2 - Capital stock

The Company has one class of common stock with $.001 par value. There are 50,000,000 shares authorized, of which 5,100,000 were outstanding as of December 31, 1997.


Note 3 - Acquisition of technology and rights and obligations for royalties:

During 1989, the Company entered into several transactions for the acquisition of technology and product rights.

Under the terms of these agreements, the Company has rights to the operating margin from the sale of products and is also generally obligated to pay a royalty to the sellers of the technologies based upon the operating margin as such margin is defined in the individual contracts generated by product sales.


Note 4 - Income taxes

No provision for income taxes has been recorded for any year through 1997 because the Company has a net operating loss for each year. As of December
31, 1997, the Company has consolidated net operating loss carry forwards of approximately $1,070,410, which may be utilized to offset future taxable income.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


February 17, 1998		Zenith Ventures Corporation




						By  /s/ George H. Didinger
						George H. Didinger, President